Form 10-Q
period 2021-06-30
ARYA Sciences Acquisition Corp V
filed 2021-08-27
CIK 1852432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to________________
ARYA SCIENCES ACQUISITION CORP V
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40595	98-1590338
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

51 Astor Place, 10th Floor New York, NY	10003
(Address Of Principal Executive Offices)	(Zip Code)
(212) 284-2300
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Share, $0.0001 par value	ARYE	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 27, 2021, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP V
Form 10-Q
For the Quarter Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholder’s Equity for the three months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 22, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets
Current assets:
Cash	$42,092
Total current assets	42,092
Deferred offering costs associated with initial public offering	317,166
Total Assets	$359,258

Liabilities and Shareholder's Equity
Current liabilities:
Accrued expenses	$200,750
Note payable - related party	150,000
Total current liabilities	350,750
Total Liabilities	350,750

Shareholder's Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding (1)	374
Additional paid-in capital	24,626
Accumulated deficit	(16,492)
Total shareholder's equity	8,508
Total Liabilities and Shareholder's Equity	$359,258

(1)
This number excludes an aggregate of up to 487,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the 487,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the period from February 22, 2021 (inception) through June 30, 2021
General and administrative expenses	$7,202	$16,492
Net loss	$(7,202)	$(16,492)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	3,250,000	3,250,000

Basic and diluted net loss per Class B ordinary share	$0.00	$(0.01)

(1)
This number excludes an aggregate of up to 487,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the 487,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance - February 22, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	-	-	(9,290)	(9,290)
Balance - March 31, 2021 (unaudited)	-	$-	3,737,500	$374	$24,626	$(9,290)	$15,710
Net loss	-	-	-	-	-	(7,202)	(7,202)
Balance - June 30, 2021 (unaudited)	-	$-	3,737,500	$374	$24,626	$(16,492)	$8,508

(1)
This number excludes an aggregate of up to 487,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the 487,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(16,492)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses advanced by related party	1,379
Change in operating assets and liabilities:
Repayment of advances to related party	(1,379)
Net cash used in operating activities	(16,492)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	150,000
Offering costs paid associated with initial public offering	(91,416)
Net cash provided by financing activities	58,584

Net change in cash	42,092

Cash - beginning of the period	-
Cash - end of the period	$42,092

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$200,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

ARYA Sciences Acquisition Corp V (the “Company”) was incorporated as a Cayman Islands exempted company on February 22, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ARYA Sciences Holdings V, a Cayman Islands exempted limited company (the “Sponsor”).  The registration statement for the Company’s Initial Public Offering was declared effective on July 12, 2021.  On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”), or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company's independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, in each case net of the interest that may be withdrawn to pay for the Company's tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor's only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations. None of the Company's officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $42,000 in its operating bank account, and working capital deficit of approximately $309,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 15, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 and for the period from February 22, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on July 21, 2021 and July 15, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Deferred Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on July 15, 2021.

Income Taxes

FASB ASC Topic 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net loss per ordinary shares

Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of Class B ordinary shares outstanding during the period, as calculated using the treasury method. Weighted average shares at June 30, 2021 were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company under the treasury method. As a result, diluted loss per ordinary share is the same as basic loss per share of ordinary shares for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 - Initial Public Offering

On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Note 4 - Related Party Transactions

Founder Shares

On March 18, 2021, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 3,737,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). In June 2021, the Sponsor transferred an aggregate of 120,000 Founder Shares to the Company’s independent director nominees. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering.  On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the  487,500 Class B ordinary shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million. Certain proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering held in the Trust Account.

The Private Placement Shares are not transferable or salable until 30 days after the completion of the initial Business Combination. The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 31, 2021, a related party advanced approximately $1,400 to cover for certain expenses on behalf of the Company. The Company fully repaid the advance from related party of approximately $1,400 on April 5, 2021.

On March 18, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”).  This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and fully repaid the Note amount on July 15, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. The Company has not incurred any costs for the three months ended June 30, 2021 and for the period of February 22, 2021 (inception) through June 30, 2021.

Note 5 - Commitments and Contingencies

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’ s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On July 15, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 - Shareholder’s Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4)

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares) upon the consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Shares issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

ARYA SCIENCES ACQUISITION CORP V NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “ARYA Sciences Acquisition Corp V,” “ARYA,” “our,” “us” or “we” refer to ARYA Sciences Acquisition Corp V. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance following our initial public offering (the “Initial Public Offering”); and
•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our Initial Public Offering, filed with the SEC on March 1, 2021.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 22, 2021. We were formed for the purpose of effecting a Business Combination that we have not yet identified. Our sponsor is ARYA Sciences Holdings V, a Cayman Islands exempted limited company (the “Sponsor”).

Our registration statement for our Initial Public Offering was declared effective on July 12, 2021. On July 15, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a Business Combination:

•
may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A ordinary shares.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $7,000, which consisted of general and administrative expenses.

For the period from February 22, 2021 (inception) through June 30, 2021, we had net loss of approximately $16,000, which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $42,000 in our operating bank account, and working capital deficit of approximately $309,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on July 15, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering  through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We have not incurred any costs for the three months ended June 30, 2021 and for the period of February 22, 2021 (inception) through June 30, 2021.

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Shares and Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement that our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions.  On July 15, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Net loss per ordinary shares

Net loss per ordinary share is computed by dividing net loss applicable to shareholders by the weighted average number of Class B ordinary shares outstanding during the period, as calculated using the treasury method. Weighted average shares at June 30, 2021 were reduced for the effect of an aggregate of 487,500 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings under the treasury method. As a result, diluted loss per ordinary share is the same as basic loss per share of ordinary shares for the periods presented.

Deferred Offering Costs Associated with our Initial Public Offering

Deferred offering costs consist of legal, accounting, and other costs incurred through the date of the condensed financial statements that are directly related to our Initial Public Offering and were charged to shareholders’ equity upon the completion of our Initial Public Offering on July 15, 2021.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on July 14, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the consummation of the Initial Public Offering and the exercise of the over-allotment option by the underwriters in full, our sponsor purchased 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. The Company borrowed $150,000 under the Note and fully repaid the Note amount on July 15, 2021.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $149,500,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Ordinary Share Certificate.(2)
4.2	Description of Registrant’s Securities.*
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(2)
31.1
Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.
** Furnished herewith.
(1) Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(2) Incorporated by reference to the registrant’s Form S-1, filed with the SEC on June 24, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 27, 2021	ARYA SCIENCES ACQUISITION CORP V

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer