Form 10-Q
period 2021-09-30
ARYA Sciences Acquisition Corp V
filed 2021-11-15
CIK 1852432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

As of November 15, 2021, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARYA SCIENCES ACQUISITION CORP V
Form 10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 22, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$844,704
Prepaid expenses	539,723
Total current assets	1,384,427
Investments held in Trust Account	149,514,533
Total Assets	$150,898,960

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$226,349
Total current liabilities	226,349
Deferred underwriting commissions	5,232,500
Total Liabilities	5,458,849

Commitments and Contingencies
Class A ordinary shares, subject to possible redemption, $0.0001 par value; 14,950,000 shares at $10.00 per share redemption value	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 non-redeemable shares issued and outstanding	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding	374
Additional paid-in capital	-
Accumulated deficit	(4,060,313)
Total shareholders’ deficit	(4,059,889)
Total Liabilities and Shareholders’ Deficit	$150,898,960

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the period from February 22, 2021 (inception) through September 30, 2021
General and administrative expenses	$363,776	$380,268
Loss from operations	(363,776)	(380,268)
Unrealized gain on investments held in Trust Account	14,533	14,533
Net loss	$(349,243)	$(365,735)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	13,098,065	6,116,863
Basic and diluted net loss per share, Class A ordinary share	$(0.02)	$(0.04)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,663,315	3,443,020
Basic and diluted net loss per share, Class B ordinary share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFECIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance - February 22, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	-	-	(9,290)	(9,290)
Balance - March 31, 2021 (unaudited)	-	-	3,737,500	374	24,626	(9,290)	15,710
Net loss	-	-	-	-	-	(7,202)	(7,202)
Balance - June 30, 2021 (unaudited)	-	-	3,737,500	374	24,626	(16,492)	8,508
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,694,578)	(8,709,154)
Net loss	-	-	-	-	-	(349,243)	(349,243)
Balance -September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,060,313)	$(4,059,889)

(1)
This number excludes an aggregate of up to 487,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the 487,500 Class B ordinary shares were no longer subject to forfeiture (see Note 4 and 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(365,735)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses advanced by related party	1,379
Unrealized gain on investments held in Trust Account	(14,533)
Changes in operating assets and liabilities:
Prepaid expenses	(539,723)
Accrued expenses	156,349
Net cash used in operating activities	(762,263)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(149,500,000)
Net cash used in investing activities	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	150,000
Repayment of note payable and advances to related party	(151,379)
Proceeds received from initial public offering, gross	149,500,000
Proceeds received from private placement	4,990,000
Offering costs paid associated with initial public offering	(3,381,654)
Net cash provided by financing activities	151,106,967

Net change in cash	844,704

Cash - beginning of the period	-
Cash - end of the period	$844,704

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$5,232,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 22, 2021 (inception) through September 30, 2021 was related the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or July 15, 2023, (the “Combination Period”), or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, in each case net of the interest that may be withdrawn to pay for the Company’s tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. The Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. The Sponsor may not be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $845,000 in its operating bank account, and working capital of approximately $1.2 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 15, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on July 21, 2021 and July 15, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all outstanding Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480 in paragraph 10-S99, redemption provisions not solely within the control of the Company require stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its outstanding Public Shares in permanent equity, or total shareholders’ deficit. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all of its outstanding Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The change in the carrying value of the Class A ordinary shares subject to redemption at the Initial Public Offering resulted in a decrease of approximately $5.0 million in additional paid-in capital and an increase of approximately $3.7 million to accumulated deficit, as well as a reclassification of $8.7 million Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on March 8, 2021 and previously issued financial statements included in Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheet.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 14,950,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Loss per Ordinary Shares

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended September 30, 2021		For the period from February 22, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(272,914)	$(76,329)	$(234,014)	$(131,721)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,098,065	3,663,315	6,116,863	3,443,020

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

Note 4 - Related Party Transactions

Founder Shares

On March 18, 2021, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 3,737,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In June 2021, the Sponsor transferred an aggregate of 120,000 Founder Shares to the Company’s independent director nominees. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement) after the Initial Public Offering. On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the 487,500 Class B ordinary shares were no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $26,000 under this agreement, which has been paid as of September 30, 2021.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, as well as the Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering exercise by the underwriters of the over-allotment option were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds from Initial Public Offering	$149,500,000
Less:	-
Offering costs allocated to Class A shares subject to possible redemption	(8,709,154)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,709,154
Class A ordinary shares subject to possible redemption	$149,500,000

Note 7 - Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 15,499,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4)

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,507,524	$-	$-
Cash equivalents - money market funds	7,009	-	-
	$149,514,533	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the period from February 22, 2021 (inception) through September 30, 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of approximately $349,000, which consisted of general and administrative expenses of $364,000, partially offset by unrealized gain on investments of $15,000.

For the period from February 22, 2021 (inception) through September 30, 2021, we had net loss of approximately $366,000, which consisted of general and administrative expenses of $380,000, partially offset by unrealized gain on investments of $14,000.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $845,000 in our operating bank account, and working capital of approximately $1.2 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on July 15, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

We incurred approximately $26,000 in general and administrative expense in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2021 and for the period of February 22, 2021 (inception) through September 30, 2021.

Registration Rights

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

Critical Accounting Policies

Net loss per ordinary shares

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on March 1, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

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

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Ordinary Share Certificate.(2)
4.2	Description of Registrant’s Securities.(3)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(2)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.
** Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on June 24, 2021.
(3)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	ARYA SCIENCES ACQUISITION CORP V

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer