Form 10-Q/A
period 2021-09-30
ARYA Sciences Acquisition Corp V
filed 2022-03-18
CIK 1852432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of March 18, 2022, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Explanatory Note

This Amendment No. 1 to Arya Sciences Acquisition Corp V’s Quarterly Report on Form 10-Q (the “Amendment No. 1 to the Quarterly Report on Form 10-Q”) amends the Quarterly Report on Form 10-Q of Arya Sciences Acquisition Corp V (the “Company”) as of and for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 15, 2021.

On June 15, 2021, the Company consummated its initial public offering (“Initial Public Offering”) of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million.

On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s Initial Public Offering on June 15, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity. As a result, management corrected the error by reclassifying all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statement and did not restate its previously issued financial statement. Instead, the Company revised its previously filed financial statement in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statement. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statement would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares is material quantitatively and it should restate its previously issued financial statement.

Therefore, on March 10, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued audited balance sheet as of July 15, 2021 (the “Post IPO Balance Sheet”), filed with the SEC on July 21, 2021 should be restated to report all Public Shares as temporary equity and should no longer be relied upon. The Company will restate its Post IPO Balance Sheet in its Annual Report for the year ended December 31, 2021.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the Initial Public Offering.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting as of the end of the fiscal quarter ended September 30, 2021 and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Amendment No.1 Quarterly Report on Form 10-Q. Except for the revisions to Item 4 of Part I to this Amendment No. 1 to the Quarterly Report on Form 10-Q, no  changes to the previously filed Quarterly Report on Form 10-Q and the financial statements for the quarter September 30, 2021 included therein were made.

ARYA SCIENCES ACQUISITION CORP V
Form 10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 22, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures (as restated)	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

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
Note 2 - Summary of Significant Accounting Policies (as Restated)

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

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Amendment No. 1 to the Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Amendment No. 1 to the Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

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

Item 4.	Controls and Procedures (as Restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness could result in a misstatement of the Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. In fact, in connection with assessing this material weakness, the Company will restate the Post IPO Balance Sheet in the Company's annual report on Form 10-K for the year ended December 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of certain of our financial statements, as described in this Amendment No. 1 to the Quarterly Report on Form 10-Q, had not yet been identified.

In connection with the material weakness that was detected by our management, our principal executive officer and principal financial officer are performing additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Except for the below risk factor, as of the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on March 1, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as Part I, Item 4, Controls and Procedures included in this Amendment No. 1 to the Quarterly Report on Form 10-Q.

As described in Part I, Item 4. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of September 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I, Item 4. Controls and Procedures.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Dated: March 18, 2022	ARYA SCIENCES ACQUISITION CORP V

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer