Form 10-Q
period 2022-09-30
ARYA Sciences Acquisition Corp V
filed 2022-11-07
CIK 1852432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

As of November 7, 2022, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ARYA SCIENCES ACQUISITION CORP V
Form 10-Q
For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from February 22, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 22, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Signature		25

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ARYA SCIENCES ACQUISITION CORP V
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$419,178	$775,885
Prepaid expenses	249,375	460,995
Total current assets	668,553	1,236,880
Investments held in Trust Account	150,380,215	149,530,514
Total Assets	$151,048,768	$150,767,394

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$12,741	$12,663
Accrued expenses	2,702,928	2,703,653
Due to related party	60,000	-
Total current liabilities	2,775,669	2,716,316
Deferred underwriting commissions	2,616,250	5,232,500
Total Liabilities	5,391,919	7,948,816

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 14,950,000 shares at redemption value of $10.05 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	150,280,215	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(4,623,790)	(6,681,846)
Total shareholders’ deficit	(4,623,366)	(6,681,422)
Total Liabilities and Shareholders’ Deficit	$151,048,768	$150,767,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from February 22, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$163,022	$363,776	$627,680	$380,268
Loss from operations	(163,022)	(363,776)	(627,680)	(380,268)
Other income
Gain from settlement of deferred underwriting commissions	2,616,250	-	2,616,250	-
Unrealized gain on investments held in Trust Account	661,899	14,533	849,701	14,533
Total other income	3,278,149	14,533	3,465,951	14,533
Net income (loss)	$3,115,127	$(349,243)	$2,838,271	$(365,735)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	13,098,065	15,449,000	6,116,863
Basic and diluted net income (loss) per share, Class A ordinary share	$0.16	$(0.02)	$0.15	$(0.04)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,663,315	3,737,500	3,443,020
Basic and diluted net income (loss) per share, Class B ordinary share	$0.16	$(0.02)	$0.15	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(6,681,846)	$(6,681,422)
Net loss	-	-	-	-	-	(278,158)	(278,158)
Balance - March 31, 2022 (unaudited)	499,000	50	3,737,500	374	-	(6,960,004)	(6,959,580)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(118,316)	(118,316)
Net income	-	-	-	-	-	1,302	1,302
Balance - June 30, 2022 (unaudited)	499,000	50	3,737,500	374	-	(7,077,018)	(7,076,594)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(661,899)	(661,899)
Net income	-	-	-	-	-	3,115,127	3,115,127
Balance - September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,623,790)	$(4,623,366)

For the three months ended September 30, 2021 and the period from February 22, 2021 (inception) through September 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - February 22, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Net loss	-	-	-	-	-	(9,290)	(9,290)
Balance - March 31, 2021 (unaudited)	-	-	3,737,500	374	24,626	(9,290)	15,710
Net loss	-	-	-	-	-	(7,202)	(7,202)
Balance - June 30, 2021 (unaudited)	-	-	3,737,500	374	24,626	(16,492)	8,508
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,694,578)	(8,709,154)
Net loss	-	-	-	-	-	(349,243)	(349,243)
Balance - September 30, 2021 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,060,313)	$(4,059,889)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the period from February 22, 2021 (inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,838,271	$(365,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses advanced by related party	-	1,379
Gain from settlement of deferred underwriting commissions	(2,616,250)	-
Unrealized gain on investments held in Trust Account	(849,701)	(14,533)
Changes in operating assets and liabilities:
Prepaid expenses	211,620	(539,723)
Accounts payable	78	156,349
Accrued expenses	(725)	-
Due to related party	60,000	-
Net cash used in operating activities	(356,707)	(762,263)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(149,500,000)
Net cash used in investing activities	-	(149,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	150,000
Repayment of note payable and advances to related party	-	(151,379)
Proceeds received from initial public offering, gross	-	149,500,000
Proceeds received from private placement	-	4,990,000
Offering costs paid associated with initial public offering	-	(3,381,654)
Net cash provided by financing activities	-	151,106,967

Net change in cash	(356,707)	844,704

Cash - beginning of the period	775,885	-
Cash - end of the period	$419,178	$844,704

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$5,232,500

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

All activity for the period from February 22, 2021 (inception) through September 30, 2022 was related to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is ARYA Sciences Holdings V, a Cayman Islands exempted limited company (the “Sponsor”).  The registration statement for the Company’s Initial Public Offering was declared effective on July 12, 2021.  On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions (see Note 5). On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $419,000 in its operating bank account, and working capital deficit of approximately $2.1 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 15, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021, aside from the cash maintained in the Trust Account (see Note 8).

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2022 and December 31, 2021, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net Income (Loss) per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per ordinary share as the redemption value approximates fair value.

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,508,305	$606,822	$2,285,380	$552,891

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	15,449,000	3,737,500

Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$0.15	$0.15

	For the Three Months Ended September 30, 2021		For the period from February 22, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$(272,914)	$(76,329)	$(234,014)	$(131,721)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,098,065	3,663,315	6,116,863	3,443,020

Basic and diluted net income (loss) per ordinary share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 499,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million. Certain proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $30,000 and $26,000, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 22, 2021 (inception) through September 30, 2021, the Company incurred expenses of approximately $90,000 and $26,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021 the Company had $60,000 and $0, respectively, in due to related party on the condensed balance sheets.

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

On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. This waiver resulted in a gain from settlement of deferred underwriting commissions of approximately $2.6 million.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2022 and December 31, 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering and in connection with the exercise by the underwriters of the over-allotment option were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross Proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,709,154)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,709,154
Class A ordinary shares subject to possible redemption at December 31, 2021	149,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	780,215
Class A ordinary shares subject to possible redemption at September 30, 2022	$150,280,215

Note 7 - Shareholders’ Equity (Deficit)

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4).

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 8 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account
U.S. Treasury Securities	$150,371,360	$-	$-
Cash equivalents - money market funds	8,855	-	-
	$150,380,215	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account
U.S. Treasury Securities	$149,523,037	$-	$-
Cash equivalents - money market funds	7,477	-	-
	$149,530,514	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the nine months ended September 30, 2022 or for the period from February 22, 2021 (inception) through September 30, 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

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

Our registration statement for our Initial Public Offering was declared effective on July 12, 2021. On July 15, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering and search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $3.1 million, which consisted of approximately $2.6 million in gain from settlement of deferred underwriting commissions and approximately $662,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $163,000 general and administrative expenses.

For the three months ended September 30, 2021, we had net loss of approximately $349,000, which consisted of general and administrative expenses of $364,000, partially offset by unrealized gain on investments of $15,000.

For the nine months ended September 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $2.6 million in gain from settlement of deferred underwriting commissions and approximately $850,000 in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $627,000 general and administrative expenses.

For the period from February 22, 2021 (inception) through September 30, 2021, we had net loss of approximately $366,000, which consisted of general and administrative expenses of $380,000, partially offset by unrealized gain on investments of $14,000.

Going Concern

As of September 30, 2022, we had approximately $419,000 in our operating bank account, and working capital deficit of approximately $2.1 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on July 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. For the three months ended September 30, 2022 and 2021, we incurred expenses of approximately $30,000 and $26,000, respectively, under this agreement. For the nine months ended September 30, 2022 and for the period from February 22, 2021 (inception) through September 30, 2021, we incurred expenses of approximately $90,000 and $26,000, respectively, under this agreement. As of September 30, 2022 and December 31, 2021 we had $60,000 and $0, respectively, in due to related party on the condensed balance sheets.

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

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. This waiver resulted in a gain from settlement of deferred underwriting commissions of approximately $2.6 million.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2022.

In 2021, our management and audit committee identified a material weakness in our internal control over financial reporting that resulted in the restatement of our audited balance sheet as of July 15, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management and audit committee concluded that the control around the interpretation and accounting of our Class A ordinary shares was not effectively designed or maintained. In connection with the remediation of this control deficiency, management and its advisors designed and implemented new disclosure controls and procedures and expanded and improved our processes to ensure that the nuances of the accounting of certain complex features of our Class A ordinary shares are effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new disclosure controls and procedures, we previously concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022 and that the material weakness we previously identified was remediated as of June 30, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

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

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions. On August 8, 2022, the Company received a waiver from one of its underwriters pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination

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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on June 24, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 7, 2022	ARYA SCIENCES ACQUISITION CORP V

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer