Form 10-K
period 2022-12-31
ARYA Sciences Acquisition Corp V
filed 2023-04-12
CIK 1852432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

Commission File Number: 001-40595
ARYA SCIENCES ACQUISITION CORP V

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1590338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Astor Place, 10th Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-2300

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Share, $0.0001 par value	ARYE	The Nasdaq Capital Market

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Capital Market (“Nasdaq”), was $145,314,000 (based on the Nasdaq closing sales price of the Class A ordinary shares on June 30, 2022 of $9.72).

As of April 12, 2023, 15,449,000 Class A ordinary shares, par value $0.0001, and 3,737,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

References throughout this Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to ARYA Sciences Acquisition Corp V, unless the context otherwise indicates.

This Annual Report on Form 10-K for the year ended December 31, 2022 (the “Report”) amends the previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022 (the “Quarterly Report”), as filed with the Securities and Exchange Commission (the "SEC") on November 7, 2022.

On August 8, 2022, the Company received a waiver from one of the underwriters of its initial public offering (the “IPO”) pursuant to which such underwriter waived all rights to its 50% share (the “Waiver”) of the deferred underwriting commissions (the “Deferred Commissions”), which were payable upon completion of an initial business combination and deposited into the trust account established in connection with the Company’s IPO. In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial business combination.

Historically, the Company had recognized a liability upon closing of its IPO in July 2021 for a portion of the Deferred Commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the IPO. In its Quarterly Report, the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the financial statements for the Affected Period (as defined below) included in the Quarterly Report should no longer be relied upon and that it is appropriate to restate the financial statements included in the Quarterly Report. As such, the Company has decided to restate the financial statements included in the Quarterly Report in this Report.

The change in accounting for the liability extinguishment in connection with the Waiver did not have any impact on the Company’s liquidity, cash flows, costs of operating in the period included in the Quarterly Report. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations as of and for the period ended September 30, 2022 (the “Affected Period”).

After re-evaluation of the accounting for the liability extinguishment in connection with the Waiver, the Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective during the Affected Period. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9A of Part II to this Report.

Further, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i) Item 1A, Risk Factors, includes an additional risk factor, (ii) the section Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7 has been updated compared to the section included in the Quarterly Report, (iii) Item 8, Financial Statements and Supplementary Data, includes a footnote to characterize the restatement of the financial results of the Quarterly Report and has been updated to give effect to the change in accounting for the Waiver, and (iv) Item 9A, Controls and Procedure, has been revised to with respect to the material weakness for the Affected Period, as described in the previous paragraph. This Report should be read in conjunction with our other filings with the SEC subsequent to the Quarterly Report, including the Current Report on Form 8-K that the Company filed on April 11, 2023.

i

CERTAIN TERMS

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our,” or “our company” are to ARYA Sciences Acquisition Corp V, a Cayman Islands exempted company;

•	“founders” are to Joseph Edelman, Adam Stone, Michael Altman and Konstantin Poukalov, senior executives of Perceptive Advisors;

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any working capital loans;

•	our pool of prospective target businesses;

•
our ability to consummate an initial Business Combination due to the uncertainty resulting from general economic and political conditions such as recessions, interest rates, international currency fluctuations and health epidemics and pandemics (including the ongoing COVID-19 pandemic), inflation, changes in diplomatic and trade relationships and acts of war or terrorism (such as the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022);

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our ability to obtain additional financing to complete a Business Combination;

•	our public share’s potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	our ability to continue as a going concern;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our Initial Public Offering;

•	the amount of redemptions by our public shareholders in connection with a proposed Business Combination;

•	the use of funds not held in the Trust Account (as defined in this Report) or available to us from interest income on the Trust Account balance; and

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

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

Summary

We are a blank check company incorporated in February 22, 2021 as a Cayman Islands exempted company formed for the purpose of effecting an initial Business Combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination. To date, our efforts have been limited to organizational activities, activities related to our Initial Public Offering as well as the search for a prospective Business Combination.

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

Our Founders

Our sponsor is an affiliate of Perceptive Advisors, a leading life sciences focused investment firm with over $9.5 billion of regulatory assets under management as of December 31, 2022. Since its launch in 1999, Perceptive Advisors has focused exclusively on the healthcare industry. Our founders are the founder and management of Perceptive Advisors. Joseph Edelman, our Chairman, founded Perceptive Advisors in 1999. Adam Stone, our Chief Executive Officer, is the Chief Investment Officer of Perceptive Advisors, Michael Altman, our Chief Financial Officer, is a Managing Director at Perceptive Advisors and Konstantin Poukalov, our Chief Business Officer, is a Managing Director at Perceptive Advisors. Perceptive Advisors’ investment activity is focused on identifying both private and public companies in the life sciences and medical technology sectors and has investments in over 200 companies as of December 31, 2022. The team at Perceptive Advisors consists of trained scientists, physicians and financial analysts who are passionately committed to identifying innovation that can drive critical change to current treatment paradigms. Perceptive Advisors invests across the capital structure and throughout a company’s growth cycle which provides access to a broad universe of management teams and companies seeking flexible capital solutions. Perceptive Advisors is also an active investor in pre-IPO financing rounds known as “crossovers.” Perceptive Advisors has invested in over 130 private companies since 2013 and in 2022 met with over 250 private companies in evaluation of private growth financing rounds, crossovers, and pre-IPO analysis.

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

In August 2020, our management team founded ARYA Sciences Acquisition Corp IV, which was formed for substantially similar purposes as our company. In March 2021, ARYA Sciences Acquisition Corp IV completed its initial public offering, in which it sold 14,950,000 Class A ordinary shares, for an offering price of $10.00 per share, generating aggregate proceeds of $149,500,000. ARYA Sciences Acquisition Corp IV’s Class A ordinary shares are trading on Nasdaq under the ticker symbol “ARYD.” On February 28, 2023, ARYA Sciences Acquisition Corp IV held an extraordinary general meeting of shareholders in view of approving an amendment to its amended and restated memorandum and articles of association to extend the date (the “Termination Date”) by which it has to consummate a Business Combination from March 2, 2023 (the “Original Termination Date”) to June 2, 2023 (the “Articles Extension Date”) and to allow ARYA Sciences Acquisition Corp IV, without another shareholder vote, to elect to extend the Termination Date to consummate a Business Combination on a monthly basis for up to nine times by an additional one month each time after the Articles Extension Date, by resolution of the ARYA Sciences Acquisition Corp IV’s board of directors, if requested by ARYA Sciences Holdings IV, and upon five days’ advance notice prior to the applicable Termination Date, until March 2, 2024 or a total of up to thirty-six months after the Original Termination Date, unless the closing of a Business Combination shall have occurred prior thereto. In connection with the initial three-month extension from the Original Termination Date to the Articles Extension Date ARYA Sciences Holdings IV made an initial deposit into the Trust Account of $420,000, in exchange for an unsecured convertible promissory note. In connection with any subsequent optional monthly extensions following the Articles Extension Date, ARYA Sciences Holdings IV is expected to make deposits of $140,000 per month into the Trust Account, as provided for in the amendment to ARYA Sciences Acquisition Corp IV’s amended and restated memorandum and articles of association that was adopted on February 28, 2023.

Our founders and our directors and officers, Perceptive Advisors, or its affiliates expect in the future to become affiliated with other public special purpose acquisition companies that may have acquisition objectives that are similar to ours. See “Risk Factors - Risks Relating to our Sponsor and Management Team - Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Industry Opportunity

While we may acquire a business in any industry, our focus will be on the healthcare industry in the United States and other developed countries. We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an enormous and growing target market with a large number of potential target acquisition opportunities. In 2019, total U.S. national health expenditures represented approximately $3.8 trillion. According to the Center for Medicare and Medicaid Services, in 2018, total U.S. national health expenditures represented approximately $3.6 trillion, accounting for approximately 18% of total U.S. Gross Domestic Product. According to IBISWorld, in November 2022, the global biotechnology market is expected to grow almost 6.3% to over $440 billion in revenue in 2024.

The Current Life Sciences IPO Market

We believe that current dynamics in the life sciences and medical technology IPO market may enhance our ability to locate an attractive target. Over 300 life sciences and medical technology companies have gone public since 2016 in the United States. According to BiotechGate, in 2022 there were estimated to be approximately 21,000 biotechnology companies globally, only a fraction of which are publicly traded.

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

Initial Business Combination

Our initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses or we are considering an initial Business Combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial Business Combination so that the post- Business Combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post- Business Combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post- Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post- Business Combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post- Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial Business Combination could own less than a majority of our issued and outstanding ordinary shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Financial Position

As of December 31, 2022, we had approximately $149,000,000 available to consummate an initial Business Combination after payment of $2,616,250 of deferred underwriting fees. With these funds available for a Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

•
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding;

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

Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase public shares in such transactions prior to completion of our initial business combination. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

We expect to require insiders to: (i) refrain from purchasing our securities during certain blackout periods when they are in possession of any material non-public information and (ii) clear all trades of company securities with a compliance officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately-negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests tendered by shareholders  following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their respective affiliates will not make purchases of shares if the purchases would violate Section 9(a) (2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•
our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

•	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Jefferies LLC, one of the underwriters of our Initial Public Offering (the “Underwriter”). The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a Business Combination does not close. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

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

If we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial Business Combination (for more information on voting and permitted purchases of public shares see “Item 1. Business – Effectuating Our Initial Business Combination – Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities”). As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 5,356,751, or 35.83%, of the 14,950,000 public shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding ordinary shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares purchased during or after our Initial Public Offering in connection with (i) the completion of our initial Business Combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $385,000 of proceeds held outside the trust account (as of December 31, 2022) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $385,000 from the proceeds held outside of the trust account (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Comparison of Redemption or Purchase Prices in Connection with our Initial Business Combination and if We Do Not Complete our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial Business Combination and if we are unable to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by us or our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price
Redemptions at the time of our initial Business Combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the trust account and (which shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001 as described elsewhere in this Report and any limitations (including but not limited to cash requirements) agreed to in connections with the negotiation of terms of a proposed initial Business Combination.

If we seek shareholder approval of our initial Business Combination, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately-negotiated transactions or in the open market either prior to or following completion of our initial business combination. If any of our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

If we are unable to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account  including interest earned on the funds held in the trust account and not previously released (which shall be net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining shareholders
The redemptions in connection with our initial Business Combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the deferred underwriting commissions and taxes payable.

If the permitted purchases described above are made there would be no impact to our remaining shareholders because the purchase price would not be paid by us. In the event our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares from public shareholders, such purchases would by structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through disclosing the following in our registration statement/proxy statement filed for our Business Combination transaction: the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases; a representation that any of our securities purchased by our sponsor, directors, executive officers, advisors or any of their affiliates would not be voted in favor of approving the Business Combination transaction; and our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights. Additionally, we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items: the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or any of their affiliates, along with the purchase price; the purpose of the purchases by our sponsor, directors, officers, advisors or any of their affiliates; the impact, if any, of the purchases by our sponsor, directors, officers, advisors or any of their affiliates on the likelihood that the Business Combination transaction will be approved; the identities of our security holders who sold to our sponsor, directors, officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or any of their affiliates; and the number of our securities for which the we have received redemption requests pursuant to our redemption offer.

The redemption of our public shares if we fail to complete an initial Business Combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 in this Report as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding ordinary shares (excluding any private placement shares to be issued in connection with an initial Business Combination) to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding ordinary shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the outstanding ordinary shares do not approve of the Business Combination we consummate.

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

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (excluding the private placement shares). Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. As a result, in addition to our initial shareholders’ founder shares and private placement shares, we would need 5,356,751, or 35,83%, of the 14,950,000 public shares sold in our Initial Public Offering  to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved (assuming all issued and outstanding ordinary shares are voted and the private placement shares issued to our sponsor are voted in favor of the transaction). Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our sponsor and our management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

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

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the Underwriter will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the consequences and ongoing effects of the coronavirus (“COVID-19”) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and government mandated actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of regional, national and global economies. COVID-19 has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19, including any new variant of COVID-19 that may emerge, result in a renewal of travel restrictions, limit the ability to have meetings with potential investors or potential Business Combination target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Report. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

We may not be able to consummate an initial Business Combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial Business Combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 outbreak may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflict between Ukraine, the Russian Federation and Belarus that started in February 2022, see “—Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.”), terrorism, sanctions or other geopolitical events.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares in privately-negotiated transactions or in the open market, either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. See “Item 1. Business - Effectuating Our Initial Business Combination - Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities” for a description of how our sponsor, initial shareholders, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately-negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or any of their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

•
if our sponsor, directors, officers, advisors or any of their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or any of their affiliates would not be voted in favor of approving the business combination transaction;

•
our sponsor, directors, officers, advisors or any of their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

•	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, executive officers, advisors or any of their affiliates, along with the purchase price;

•	the purpose of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates;

•	the impact, if any, of the purchases by our sponsor, directors, executive officers, advisors or any of their affiliates on the likelihood that the business combination transaction will be approved;

•
the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, directors, executive officers, advisors or any of their affiliates; and

•	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post- business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

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

If the net proceeds of our Initial Public Offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our sponsor or management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) to fund our search and to complete our initial Business Combination.

As of December 31, 2022, we had approximately $385,000 in our operating bank account, and negative working capital of approximately $2.3 million. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Further, our independent registered public accounting firm’s report included in this Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any shares in our Initial Public Offering or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial Business Combination within 24 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the Underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As of December 31, 2022, we had approximately $149,000,000 available to consummate an initial Business Combination after payment of $2,616,250 of deferred underwriting fees.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.

As described in the SEC’s new SPAC Proposed Rules (see “—The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.”), the SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as the company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for the Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the company. Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our Class A ordinary shares. As described below, we may implement measures to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act (see “—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company”).

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.

The funds in the Trust Account have, since our Initial Public Offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination and liquidation of the company. Interest on such deposit account is currently approximately 2.5 – 3.0% per annum, but such deposit account carries a variable rate and the company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest on the funds held in the Trust Account.

However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes or certain of our dissolution expenses. As a result, the decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash an interest-bearing demand deposit account is likely to reduce the dollar amount our public shareholders could receive in connection with any redemption or liquidation of the company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. For more information see “—If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial Business Combination and instead liquidate the Company.” The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our sponsor currently owns 3,617,500 Class B ordinary shares and 499,000 private placement shares. Our sponsor is governed by a board of directors consisting of two directors, Adam Stone and Michael Altman, who are U.S. citizens. As such, Messrs. Stone and Altman have voting and investment discretion with respect to the securities held of record by our sponsor and may be deemed to have shared beneficial ownership of the securities held directly by our sponsor. Our sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that our sponsor’s involvement in any Business Combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, it is possible that non-U.S. persons could be involved in our Business Combination, which may increase the risk that our Business Combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our Business Combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing a Business Combination. CFIUS may decide to block or delay our Business Combination, impose conditions to mitigate national security concerns with respect to such Business Combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a Business Combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our Business Combination. If we cannot complete a Business Combination within 24 months from the closing of our Initial Public Offering because the transaction is still under review or because our Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the Trust Account. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Our initial shareholders, and their permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our Initial Public Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

Our Class A ordinary shares are listed on Nasdaq. Although after giving effect to our Initial Public Offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial Business Combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally at least 300 public holders and at least 500,000 publicly held shares). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, the share price of our securities would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time.

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

We may structure our initial Business Combination so that the post-Business Combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-Business Combination company owns 50% or more of the voting securities of the target, our shareholders prior to the completion of our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

Since our officers and directors will share in any appreciation of the founder shares purchased at approximately $0.007 per share, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors who will assist us in sourcing potential acquisition targets have an interest in the founder shares as of the date hereof. These officers and directors will not receive any cash compensation from us prior to a Business Combination but will share in any appreciation of the founder shares, provided that we successfully complete a Business Combination. We believe that this structure aligns the incentives of these officers and directors with the interests of our shareholders. However, investors should be aware that, as these officers and directors have paid approximately $0.007 per share or less for the interest in the founder shares, this structure also creates an incentive whereby our officers and directors could potentially make a substantial profit even if we complete a Business Combination with a target that ultimately declines in value and is not profitable for our public shareholders.

General Risk Factors

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2022, related to the interpretation and accounting for extinguishment of a significant contingent obligation.

Our management and our audit committee concluded that it was appropriate to restate previously issued and unaudited condensed financial statements as of and for the three and nine months ended September 30, 2022.

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

As described elsewhere in this Report, including in the Explanatory Note, we identified a material weakness in our internal control around the interpretation and accounting for extinguishment of a significant contingent obligation in August 2022 in connection with the Waiver. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. This material weakness resulted in a material misstatement of our reported accretion of Class A ordinary shares subject to possible redemption, reported net income and earnings per share and related financial disclosures for the Affected Period.

As described in Part II, Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of September 30, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition or business combination. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As described in the Explanatory Note in this Report, following the filing of the Quarterly Report, our audit committee concluded that it was appropriate to restate our previously issued unaudited condensed financial statements as of September 30, 2022.  See “—We have identified a material weakness in our internal control over financial reporting as of December 31, 2022, related to the interpretation and accounting for extinguishment of a significant contingent obligation.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, we may face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” As of December 31, 2022, we had approximately $385,000 in our operating bank account, and negative working capital of approximately $2.3 million.  Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations, and may increase both our costs and the risk of non- compliance.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. It is possible that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. On December 10, 2020, the SEC’s Office of Inspector Education and Advocacy issued an investor bulletin entitled What You Need to Know About SPACs. On December 22, 2020, the SEC’s Division of Corporate Finance issued CF Disclosure Guidance: Topic No. 11 regarding special purpose acquisition companies. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time. In particular, it is possible that we may become subject to different or heightened rules or requirements, or face increased regulatory scrutiny, by the SEC. These changes could have a material adverse effect on our business, investments and results of operations, and we may not have launched our Company had we been subject to these changes in laws, regulations or increased regulatory scrutiny at the time of our initial public offering. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Proposed Rules relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a Business Combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs of negotiating and completing a Business Combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a Business Combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate at an earlier time than we might otherwise choose (“—To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive in connection with any redemption or liquidation of the company.”). Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our ordinary shares.

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

As of the date of this Report, there were two holders of record of our Class A ordinary shares and five holders of record of our Class B ordinary shares.

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

No underwriting discounts or commissions were paid with respect to the sales of the Class B ordinary shares or the private placement shares.

Use of Proceeds

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

We paid a total of approximately $3.0 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $5.2 million in underwriting discounts and commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Our registration statement for our Initial Public Offering was declared effective on July 12, 2021. On July 15, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $1.2 million, which consisted of approximately $2.1 million in unrealized gains on marketable securities, dividends and interest held in Trust Account, which was partially offset by approximately $856,000 general and administrative expenses.

For the period from February 22, 2021 (inception) through December 31, 2021, we had net loss of approximately $3.0 million, which consisted of general and administrative expenses of $1.2 million, partially offset by unrealized gain on investments of $30,000.

Going Concern

As of December 31, 2022, we had approximately $385,000 in our operating bank account and working capital deficit of approximately $2.3 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the $300,000 unsecured, non-interest bearing promissory note (the “Note”) that the Sponsor agreed to advance to the Company, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on July 15, 2021. Subsequent to the repayment, the loan facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company working capital loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any working capital loan.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We incurred approximately $120,000 and $56,000 in general and administrative expenses in the accompanying statements of operations for the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, respectively. As of December 31, 2022 and 2021, the Company had $90,000 and $0, respectively, included in due to related party on the balance sheets.

Registration Rights

The holders of Founder Shares, Private Placement Shares, including Private Placement Shares that may be issued upon conversion of working capital loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of a Business Combination. However, the registration and shareholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement that our initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 1,950,000 additional Public Shares to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On July 15, 2021, the underwriters fully exercised the over-allotment option.

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.  On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Net income (loss) per ordinary shares

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Reference is made to Pages F-1 through F-17 included at the end of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company's management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation in connection with the Waiver was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control --Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except as disclosed above and below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial and accounting officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company's management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information

None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Joseph Edelman	67	Chairman
Adam Stone	43	Chief Executive Officer and Director
Michael Altman	41	Chief Financial Officer and Director
Konstantin Poukalov	39	Chief Business Officer
Todd Wider	58	Director
Jake Bauer	44	Director
Sanjiv K. Patel	49	Director
Debra Yu	58	Director

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

Adam Stone, our Chief Executive Officer and a member of our board of directors since March 2021, joined Perceptive Advisors in 2006 and has acted as Chief Investment Officer since 2012 and is a member of the internal investment committees of Perceptive Advisors’ credit opportunities and venture funds. Mr. Stone currently also serves as the Chief Executive Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp IV (Nasdaq: ARYD) since January 2021, as well as on the board of directors of Solid Biosciences (Nasdaq: SLDB), LianBio (Nasdaq: LIAN), and Xontogeny, which are portfolio companies of Perceptive Advisors. Following the consummation of the business combination of ARYA Sciences Acquisition Corp. with Immatics Biotechnologies GmbH in July 2020, Mr. Stone also serves on the supervisory board of Immatics N.V. (Nasdaq: IMTX). Previously, Mr. Stone served as the Chief Executive Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020 and ARYA Sciences Acquisition Corp III from August 2020 to June 2021. Prior to joining Perceptive Advisors, Mr. Stone was a Senior Analyst at Ursus Capital from 2001 to 2006 where he focused on biotechnology and specialty pharmaceuticals. Mr. Stone graduated, with honors, from Princeton University with a BA in molecular biology. We believe that Mr. Stone’s broad operational and transactional experience, and his position as Chief Executive Officer, make him well qualified to serve on our board of directors.

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

Konstantin Poukalov, our Chief Business Officer since March 2021, joined Perceptive Advisors in March 2019 and is a Managing Director at Perceptive Advisors, where he is focusing on various strategies across the Perceptive platforms. Mr. Poukalov also serves as the Chief Business Officer of ARYA Sciences Acquisition Corp IV (Nasdaq: ARYD) since January 2021, as well as on the boards of directors of Lyra Therapeutics (Nasdaq: LYRA) since January 2020, Landos Biopharma, Inc. (Nasdaq: LABP) since August 2019 and LianBio (Nasdaq: LIAN) since October 2019, which are portfolio companies of Perceptive Advisors. Mr. Poukalov previously served as Chief Business Officer of ARYA Sciences Acquisition Corp III from August 2020 to June 2021. From July 2012 to October 2018, Mr. Poukalov served in roles of increasing responsibility at Kadmon Holdings (NYSE: KDMN) (“Kadmon”), most recently serving as Executive Vice President and Chief Financial Officer from July 2014 to October 2018. Prior to joining Kadmon, Mr. Poukalov was a member of the healthcare investment banking group at Jefferies LLC (“Jefferies”) from 2009 to 2012, focusing on companies across the life sciences and biotechnology sectors. Prior to Jefferies, Mr. Poukalov was a member of UBS Investment Bank, focusing on the healthcare industry from 2006 to 2009. Mr. Poukalov graduated from Stony Brook University with a bachelor’s degree in Electrical Engineering.

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

Debra Yu, M.D., serves on our board of directors since July 2021. Since March 2023, Dr. Yu serves as Chief Operating Officer and Partner of Panacea Ventures. She also serves as a director of JW (Cayman) Therapeutics Co. Ltd. (HKG:2126) since March 2023 and MeiraGTx Holdings plc (NASDAQ:MGTX) since April 2022. Previously, Dr. Yu served as President of LianBio, a company focused on developing therapeutic medicines in China, from September 2019 until December 2022, where she also served as Chief Business Officer from October 2019 to September 2021 and Chief strategy Officer from October 2021 to December 2022. Prior to that, Dr. Yu was a Managing Director and the Head of Cross Border Healthcare Investment Banking at China Renaissance Securities (U.S.) from August 2016 to September 2019 and has served as a Managing Director of Labrador Advisors from May 2009 to June 2016, where she advised numerous cross-border partnerships and licensing transactions. Dr. Yu served as VP Strategy for Wuxiapptec in 2008-2009 and from 2004 to 2008, Dr. Yu was Senior Director and Team Leader at Pfizer and helped to architect and co-lead Pfizer's venture capital team and a member of Pfizer's Worldwide Business Development organization. Dr. Yu was a bay area venture investor, serving as General Partner of Delphi Ventures from 1995 to 1998 and Managing Director of Bay City Capital 1998 to 2001. She also held positions at McKinsey & Co. in New York and London from 1992 to 1995. She began her career as an analyst at Morgan Stanley. Dr. Yu received a BA with high honors in Molecular Biology from Princeton University and earned an MD from Harvard Medical School.. We believe Dr. Yu is qualified to serve as a member of our board of directors due to her extensive experience in the life sciences industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Joseph Edelman	Perceptive Advisors, LLC	Hedge Fund	Chief Executive Officer and Portfolio Manager
	Athira Pharma, Inc.	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chairman
Adam Stone	Perceptive Advisors, LLC	Hedge Fund	Chief Investment Officer
	Solid Biosciences	Pharmaceuticals	Director
	LianBio	Biotechnology	Director
	Xontogeny	Biotechnology	Director
	Immatics N.V.	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chief Executive Officer and Director
Michael Altman	Perceptive Advisors, LLC	Hedge Fund	Managing Director
	Vitruvius Therapeutics	Pharmaceuticals	Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
	Lyra Therapeutics	Healthcare	Director
	Nautilus Biotechnology, Inc.	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chief Financial Officer and Director
Konstantin Poukalov	Perceptive Advisors, LLC	Hedge Fund	Managing Director
	Lyra Therapeutics	Healthcare	Director
	Landos Biopharma, Inc.	Healthcare	Director
	LianBio	Biotechnology	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Chief Business Officer
Todd Wider	Abeona Therapeutics, Inc.	Pharmaceuticals	Director
	Emendo Biotherapeutics	Biopharmaceuticals	Director
	ARYA Sciences Acquisition Corp IV	Special Purpose Acquisition Company	Director
Jake Bauer	Phoenix Tissue Repair, Inc.	Biopharmaceuticals	Director
	Enliven Therapeutics, Inc.	Biopharmaceuticals	Director
	Attralus, Inc.	Biopharmaceuticals	Director
	Simcha Therapeutics, Inc	Biopharmaceuticals	Director
	ARCH Venture Partners	Venture Capital	Venture Partner
	SR One Capital Management	Venture Capital	Venture Partner
Sanjiv K. Patel	Relay Therapeutics, Inc.	Precision Medicine	President and Chief Executive Officer
	Prothena Corporation plc	Investigational Therapeutics	Director
Debra Yu	Panacea Venture	Venture Capital Fund	Partner and Chief Operating Officer
	JW (Cayman) Therapeutics Co. Ltd.	Biotechnology Company	Director
	MeiraGTx Holdings plc	Biotechnology Company	Director

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

If we seek shareholder approval, we will complete our initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares, private placement shares and public shares in favor of our initial Business Combination (for more information on voting and permitted purchases of public shares, see “Item 1. Business – Effectuating Our Initial Business Combination – Permitted Purchases of Our Securities and Other Transactions with Respect to Our Securities”).

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

Executive Officer and Director Compensation

In June 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Jake Bauer, Sanjiv K. Patel and Debra Yu. None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the Nasdaq through the earlier of consummation of our initial Business Combination and our liquidation, we reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,950,000, Class A ordinary shares, 499,000 private placement shares, and 3,737,500 Class B ordinary shares issued and outstanding as of December 31, 2022. Voting power represents the combined voting power of Class A ordinary shares, private placement shares, and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control(2)
Arya Sciences Holdings V (our sponsor)(3)	3,617,500	96.8%	499,000	3.2%	21.5%
Joseph Edelman(4)	-	-	-	-	-
Adam Stone(3)	3,617,500	96.8%	499,000	3.2%	21.5%
Michael Altman(3)	3,617,500	96.8%	499,000	3.2%	21.5%
Konstantin Poukalov(4)	-	-	-	-	-
Jake Bauer	30,000	*	-	-	*
Todd Wider	30,000	*	-	-	*
Sanjiv K. Patel	30,000	*	-	-	*
Debra Yu	30,000	*	-	-	*
All officers and directors as a group (eight individuals)	3,737,500	100%	499,000	3.2%	22.1%
RA Capital Management, L.P.(5)	-	-	1,000,000	6.5%	5.2%
683 Capital Management, LLC(6)	-	-	1,000,000	6.5%	5.2%
Citadel Advisors LLC(7)	-	-	1,062,352	6.9%	5.5%
Aristeia Capital, L.L.C.(8)	-	-	1,354,935	8.8%	7.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 51 Astor Place, 10th Floor, New York, NY 10003.

(2)	Assuming the automatic conversion of Class B ordinary shares into Class A ordinary shares at the time of the Company’s initial Business Combination.

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

(6)
Includes Class A ordinary shares beneficially held by 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman, based solely on the Schedule 13G filed jointly with the SEC on February 14, 2023. 683 Capital Management, LLC, as the investment manager of 683 Capital Partners, LP, may be deemed to have beneficially owned the 1,000,000 Class A ordinary shares beneficially owned by 683 Capital Partners, LP. Ari Zweiman, as the Managing Member of 683 Capital Management, LLC, may be deemed to have beneficially owned the 1,000,000 Class A ordinary shares beneficially owned by 683 Capital Management, LLC. 683 Capital Management, LLC is a Delaware limited liability company. 683 Capital Partners, LP is a Delaware limited partnership. Ari Zweiman is a citizen of the United States. The business address of each of 683 Capital Management, LLC, 683 Capital Partners, LP and Ari Zweiman is 1700 Broadway, Suite 4200, New York, New York 10019.

(7)
Includes Class A ordinary shares beneficially held by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities LLC (“Citadel Securities”), based solely on the Schedule 13G filed jointly by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities, Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Reporting Persons”) with the SEC on February 14, 2023. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The business address of each of the Citadel Reporting Persons is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(8)
Includes Class A ordinary shares beneficially held by one or more private investment funds, for which Aristeia Capital, LLC is the investment manager with voting and investment control, based solely on the Schedule 13G filed jointly with the SEC on February 14, 2023. Aristeia Capital, LLC is a Delaware limited liability company. The business address of each of Aristeia Capital, LLC is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On March 18, 2021, we issued 3,737,500 founder shares to our sponsor in exchange for a capital contribution of $25,000, or approximately $0.007 per share. In June 2021, our sponsor transferred 30,000 founder shares to each of Todd Wider, Jake Bauer, Sanjiv K. Patel and Debra Yu. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding ordinary shares (excluding the private placement shares) upon completion of our Initial Public Offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, including services in connection with our Initial Public Offering, totaled $68,900 and $99,395, respectively. The above amounts include interim review procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, we did not pay Withum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, we did not pay Withum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, we did not pay Withum any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” in this Report.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the below exhibit index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Ordinary Share Certificate.(2)
4.2	Description of Registrant’s Securities*
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement between the Company and the Sponsor.(1)
10.6	Form of Indemnity Agreement.(2)
21	Subsidiaries of the Company.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). *
101.SCH	Inline XBRL Taxonomy Extension Schema.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 15, 2021.

(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on June 24, 2021.

Item 16.	Form 10-K Summary

  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 12, 2023
ARYA SCIENCES ACQUISITION CORP V

/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph Edelman	Chairman of the Board of Directors	April 12, 2023
Joseph Edelman
/s/ Adam Stone	Chief Executive Officer and Director	April 12, 2023
Adam Stone	(Principal Executive Officer)
/s/ Michael Altman	Chief Financial Officer and Director	April 12, 2023
Michael Altman	(Principal Financial and Accounting Officer)
/s/ Todd Wider	Director	April 12, 2023
Todd Wider
/s/ Jake Bauer	Director	April 12, 2023
Jake Bauer
/s/ Sanjiv K. Patel	Director	April 12, 2023
Sanjiv K. Patel
/s/ Debra Yu	Director	April 12, 2023
Debra Yu

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements of ARYA Sciences Acquisition Corp V:
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
ARYA Sciences Acquisition Corp V

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ARYA Sciences Acquisition Corp V (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter—Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to shareholders’ deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by July 15, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.
New York, New York
April 12, 2023

PCAOB ID Number 100

ARYA SCIENCES ACQUISITION CORP V
BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

Assets	2022	2021

Current assets:
Cash	$385,187	$775,885
Prepaid expenses	157,000	460,995
Total current assets	542,187	1,236,880
Investments held in Trust Account	151,601,721	149,530,514
Total Assets	$152,143,908	$150,767,394

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$11,466	$12,663
Accrued expenses	2,776,182	2,703,653
Due to related party	90,000	-
Total current liabilities	2,877,648	2,716,316
Deferred underwriting commissions	2,616,250	5,232,500
Total Liabilities	5,493,898	7,948,816

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 14,950,000 shares at redemption value of approximately $10.13 and $10.00 per share at December 31, 2022 and 2021, respectively	151,501,721	149,500,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding at December 31, 2022 and 2021, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(4,852,135)	(6,681,846)
Total shareholders’ deficit	(4,851,711)	(6,681,422)
Total Liabilities and Shareholders’ Deficit	$152,143,908	$150,767,394

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP V
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the year ended December 31, 2022	For the period from February 22, 2021 (inception) through December 31, 2021
General and administrative expenses	$856,025	$3,017,782
Loss from operations	(856,025)	(3,017,782)
Other income
Interest income and unrealized gain on investments held in Trust Account	2,071,207	30,514
Total other income	2,071,207	30,514
Net income (loss)	$1,215,182	$(2,987,268)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	8,390,831
Basic and diluted net income (loss) per share, Class A ordinary share	$0.06	$(0.25)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,514,776
Basic and diluted net income (loss) per share, Class B ordinary share	$0.06	$(0.25)

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP V
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 22, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	3,737,500	374	24,626	-	25,000
Sale of private placement shares to Sponsor in private placement	499,000	50	-	-	4,989,950	-	4,990,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(5,014,576)	(3,694,578)	(8,709,154)
Net loss	-	-	-	-	-	(2,987,268)	(2,987,268)
Balance - December 31, 2021	499,000	50	3,737,500	374	-	(6,681,846)	(6,681,422)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	614,529	614,529
Net income	-	-	-	-	-	1,215,182	1,215,182
Balance - December 31, 2022	499,000	$50	3,737,500	$374	$-	$(4,852,135)	$(4,851,711)
The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP V
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 22, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the year ended December 31, 2022	For the period from February 22, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,215,182	$(2,987,268)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses advanced by related party	-	1,379
Interest income and unrealized gain on investments held in Trust Account	(2,071,207)	(30,514)
Changes in operating assets and liabilities:
Prepaid expenses	303,995	(460,995)
Accounts payable	(1,197)	12,663
Accrued expenses	72,529	2,633,653
Due to related party	90,000	-
Net cash used in operating activities	(390,698)	(831,082)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(149,500,000)
Net cash used in investing activities	-	(149,500,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	-	150,000
Repayment of note payable and advances to related party	-	(151,379)
Proceeds received from initial public offering, gross	-	149,500,000
Proceeds received from private placement	-	4,990,000
Offering costs paid associated with initial public offering	-	(3,381,654)
Net cash provided by financing activities	-	151,106,967
Net change in cash	(390,698)	775,885
Cash - beginning of the period	775,885	-
Cash - end of the period	$385,187	$775,885
Supplemental disclosure of noncash investing and financing activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$2,616,250	$-
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$25,000
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions	$-	$5,232,500

The accompanying notes are an integral part of these financial statements.

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
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

All activity for the period from February 22, 2021 (inception) through December 31, 2022 was related to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ARYA Sciences Holdings V, a Cayman Islands exempted limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 12, 2021. On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions (see Note 6). On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million (see Note 5).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
The Company will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares they hold in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
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

Going Concern

As of December 31, 2022, the Company had approximately $385,000 in its operating bank account, and working capital deficit of approximately $2.3 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 5) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 15, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
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

Note 2 – Restatement of Previously Issued Financial Statements

On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share (the “Waiver”) of the deferred underwriting commissions (the “Deferred Commissions”), which were payable upon completion of an initial Business Combination and deposited into the trust account established in connection with the Company’s Initial Public Offering. In connection with the Waiver, the underwriter also agreed that (i) the Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Historically, the Company had recognized a liability upon closing of its Initial Public Offering in July 2021 for a portion of the Deferred Commissions which was contingently payable upon closing of a future Business Combination, with the offsetting entry resulting in an initial discount to the securities sold in the Initial Public Offering. In its previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022 (the “Quarterly Report”), the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the financial statements as of and for the period ended September 30, 2022 (the “Affected Period”) included in the Quarterly Report should no longer be relied upon and that it is appropriate to restate the financial statements included in the Quarterly Report. As such, the Company has decided to restate the financial statements included in the Quarterly Report in this Report.

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in shareholders’ deficit and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Statements of Operations:

	For the three months ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$163,022	$-	$163,022
Loss from operations	(163,022)	-	(163,022)
Other income
Gain from settlement of deferred underwriting commissions	2,616,250	(2,616,250)	-
Unrealized gain on investments held in Trust Account	661,899	-	661,899
Total other income	3,278,149	(2,616,250)	661,899
Net income	$3,115,127	$(2,616,250)	$498,877

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000		15,449,000
Basic and diluted net income per share, Class A ordinary share	$0.16	$(0.14)	$0.02
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500		3,737,500
Basic and diluted net income per share, Class B ordinary share	$0.16	$(0.14)	$0.02

	For the nine months ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$627,680	$-	$627,680
Loss from operations	(627,680)	-	(627,680)
Other income
Gain from settlement of deferred underwriting commissions	2,616,250	(2,616,250)	-
Unrealized gain on investments held in Trust Account	849,701	-	849,701
Total other income	3,465,951	(2,616,250)	849,701
Net income	$2,838,271	$(2,616,250)	$222,021

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000		15,449,000
Basic and diluted net income per share, Class A ordinary share	$0.15	$(0.14)	$0.01
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500		3,737,500
Basic and diluted net income per share, Class B ordinary share	$0.15	$(0.14)	$0.01

Statements of Changes in Shareholders’ Deficit:

For the three months ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit			Total Shareholder's Deficit
	Class A		Class B			As Previously Reported	Restatement Adjustment	As Restated
	Shares	Amount	Shares	Amount
Balance - June 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(7,077,018)	$-	$(7,077,018)	$(7,076,594)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(661,899)	2,616,250	1,954,351	1,954,351
Net income	-	-	-	-	-	3,115,127	(2,616,250)	498,877	498,877
Balance - September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,623,790)	$-	$(4,623,790)	$(4,623,366)

For the nine months ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit			Total Shareholder's Deficit
	Class A		Class B			As Previously Reported	Restatement Adjustment	As Restated
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(6,681,846)	$-	$(6,681,846)	$(6,681,422)
Adjustment of accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(780,215)	2,616,250	1,836,035	1,836,035
Net income	-	-	-	-	-	2,838,271	(2,616,250)	222,021	222,021
Balance - September 30, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(4,623,790)	$-	$(4,623,790)	$(4,623,366)

Statements of Cash Flows:

	For the nine months ended September 30, 2022 (unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net income	$2,838,271	$(2,616,250))	$222,021
Adjustments to reconcile net income to net cash used in operating activities:
Gain from settlement of deferred underwriting commissions	(2,616,250))	2,616,250	-
Unrealized gain on investments held in Trust Account	(849,701))		(849,701))
Changes in operating assets and liabilities:			-
Prepaid expenses	211,620		211,620
Accounts payable	78		78
Accrued expenses	(725))		(725))
Due to related party	60,000		60,000
Net cash used in operating activities	(356,707))	-	(356,707))

Net change in cash	(356,707))	-	(356,707))

Cash - beginning of the period	775,885	-	775,885
Cash - end of the period	$419,178	$-	$419,178

Supplemental disclosure of noncash activities:
Extinguishment of deferred underwriting commissions allocated to public shares	$-	$2,616,250	$2,616,250

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

Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021, aside from the cash maintained in the Trust Account (see Note 9).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income and unrealized gain on investments held in Trust Account in the accompanying audited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
As of December 31, 2022 and 2021, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
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

	For the Year Ended December 31, 2022		For the period from February 22, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$978,466	$236,716	$(2,148,447)	$(838,821)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	8,390,831	3,514,776
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.25)	$(0.25)

Recent Accounting Pronouncements

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s financial statements.

Note 4 - Initial Public Offering

On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Note 5 - Related Party Transactions

Founder Shares

On March 18, 2021, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 3,737,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In June 2021, the Sponsor transferred an aggregate of 120,000 Founder Shares to the Company’s independent director nominees. The Sponsor agreed to forfeit up to 487,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. On July 15, 2021, the underwriters fully exercised the over-allotment option to purchase additional 1,950,000 Public Shares. As a result, the 487,500 Class B ordinary shares were no longer subject to forfeiture.

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
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

The Private Placement Shares are not transferable or salable until 30 days after the completion of the initial Business Combination. Certain proceeds from the Private Placement Shares have been added to the proceeds from the Initial Public Offering held in the Trust Account. The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the year ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021, the Company incurred expenses of approximately $120,000 and $56,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had $90,000 and $0, respectively, in due to related party on the balance sheets.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, and Private Placement Shares, including Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that (i) this waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination. During the year ended December 31, 2022, the Company derecognized approximately $2.6 million of the deferred underwriting commissions and recorded an adjustment to the carrying value of the shares of Class A ordinary shares subject to possible redemption.

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

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of this report, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this report.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2022 and 2021, there were 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering exercise by the underwriters of the over-allotment option were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,709,154)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	8,709,154
Class A ordinary shares subject to possible redemption at December 31, 2021	149,500,000
Plus:
Waiver of defreed underwriting commission	2,616,250
Less
Adjustment for accretion of Class A ordinary shares subject to possible redemption	(614,529)
Class A ordinary shares subject to possible redemption at December 31, 2022	$151,501,721

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 5).

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders at a general meeting of the Company. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

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

ARYA SCIENCES ACQUISITION CORP V NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2022
Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$151,592,810	$-	$-
Cash equivalents - money market funds	8,911	-	-
	$151,601,721	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$149,523,037	$-	$-
Cash equivalents - money market funds	7,477	-	-
	$149,530,514	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the years ended December 31, 2022 and for the period from February 22, 2021 (inception) through December 31, 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.