Form 10-Q
period 2023-03-31
ARYA Sciences Acquisition Corp V
filed 2023-05-12
CIK 1852432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

As of May 12, 2023, 15,449,000 Class A ordinary shares, par value $0.0001 per share, and 3,737,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ARYA SCIENCES ACQUISITION CORP V
Form 10-Q
For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ARYA SCIENCES ACQUISITION CORP V
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$295,974	$385,187
Prepaid expenses	130,000	157,000
Total current assets	425,974	542,187
Investments held in Trust Account	153,294,256	151,601,721
Total Assets	$153,720,230	$152,143,908

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$12,974	$11,466
Accrued expenses	2,830,329	2,776,182
Due to related party	120,000	90,000
Total current liabilities	2,963,303	2,877,648
Deferred underwriting commissions	2,616,250	2,616,250
Total Liabilities	5,579,553	5,493,898

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 14,950,000 shares at redemption value of approximately $10.25 and $10.13 per share at March 31, 2023 and December 31, 2022, respectively	153,194,256	151,501,721

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 499,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	50	50
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,737,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	374	374
Additional paid-in capital	-	-
Accumulated deficit	(5,054,003)	(4,852,135)
Total shareholders’ deficit	(5,053,579)	(4,851,711)
Total Liabilities and Shareholders’ Deficit	$153,720,230	$152,143,908

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$201,868	$228,530
Loss from operations	(201,868)	(228,530)
Other income (expense)
Unrealized gain (loss) on investments held in Trust Account	1,692,535	(49,628)
Total other income (expense)	1,692,535	(49,628)
Net income (loss)	$1,490,667	$(278,158)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,449,000	15,449,000
Basic and diluted net income (loss) per share, Class A ordinary share	$0.08	$(0.01)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,737,500	3,737,500
Basic and diluted net income (loss) per share, Class B ordinary share	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	499,000	$50	3,737,500	$374	$-	$(4,852,135)	$(4,851,711)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,692,535)	(1,692,535)
Net income	-	-	-	-	-	1,490,667	1,490,667
Balance - March 31, 2023 (unaudited)	499,000	$50	3,737,500	$374	$-	$(5,054,003)	$(5,053,579)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	499,000	$50	3,737,500	$374	$-	$(6,681,846)	$(6,681,422)
Net loss	-	-	-	-	-	(278,158)	(278,158)
Balance - March 31, 2022 (unaudited)	499,000	$50	3,737,500	$374	$-	$(6,960,004)	(6,959,580)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARYA SCIENCES ACQUISITION CORP V
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,490,667	$(278,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized (gain) loss on investments held in Trust Account	(1,692,535)	49,628
Changes in operating assets and liabilities:
Prepaid expenses	27,000	36,402
Accounts payable	1,508	42,603
Accrued expenses	54,147	47,361
Due to related party	30,000	30,000
Net cash used in operating activities	(89,213)	(72,164)

Net change in cash	(89,213)	(72,164)

Cash - beginning of the period	385,187	775,885
Cash - end of the period	$295,974	$703,721

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

All activity for the period from February 22, 2021 (inception) through March 31, 2023 was related to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide the holders of Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares they hold in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering, or July 15, 2023, (the “Combination Period”), or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Going Concern

As of March 31, 2023, the Company had approximately $296,000 in its operating bank account, and working capital deficit of approximately $2.6 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the Note (as defined in Note 4) and advances from the Sponsor, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on July 15, 2021.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company cannot provide any assurance that new financing along the lines detailed above will be available to it on commercially acceptable terms, if at all. Further, the Company has until July 15, 2023 to consummate a Business Combination, but the Company cannot provide assurance that it will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit and liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, July 15, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its initial Business Combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any Business Combination by July 15, 2023. No adjustments have been made to the carrying amounts of assets and liabilities should the Company be required to liquidate after July 15, 2023, nor do these unaudited condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Results of operations and the Company’s ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The Company’s business of pursuing and consummating an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, export controls, tariffs, trade wars, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may materially impact the Company’s business and its ability to complete an initial Business Combination.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for unaudited interim condensed financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 and filed by the Company with the SEC on April 12, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022, aside from the cash maintained in the Trust Account (see Note 8).

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets liabilities and expenses and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income and unrealized gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of March 31, 2023 and December 31, 2022, the carrying values of cash, accounts payable, accrued expenses and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,200,287	$290,380	$(223,973)	$(54,185)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,449,000	3,737,500	15,449,000	3,737,500
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.01)	$(0.01)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

On July 15, 2021, the Company consummated its Initial Public Offering of 14,950,000 Public Shares, including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination (see Note 1).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Administrative Support Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $30,000 (unaudited) and $30,000 (unaudited), respectively, under this agreement. As of March 31, 2023 and December 31, 2022, the Company had $120,000 (unaudited) and $90,000, respectively, in due to related party on the balance sheets.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Shares, as well as the Private Placement Shares that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Shares, 30 days after the completion of the Company’s Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2023 and December 31, 2022, there were 14,950,000 Class A ordinary shares subject to possible redemption.

The Public Shares issued in the Initial Public Offering and in connection with the exercise by the underwriters of the over-allotment option were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$149,500,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(8,709,154)
Plus:
Waiver of deferred underwriting commission	2,616,250
Accretion on Class A ordinary shares subject to possible redemption amount	8,094,625
Class A ordinary shares subject to possible redemption at December 31, 2022	151,501,721
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	1,692,535
Class A ordinary shares subject to possible redemption at March 31, 2023	$153,194,256

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 15,449,000 Class A ordinary shares issued and outstanding, of which 14,950,000 shares were subject to possible redemption and classified in temporary equity, respectively (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 3,737,500 Class B ordinary shares issued and outstanding (see Note 4).

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

ARYA SCIENCES ACQUISITION CORP V
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 8 - Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
U.S. Treasury Securities	$153,293,384	$—	$—
Cash equivalents - money market funds	872	—	—
	$153,294,256	$—	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
U.S. Treasury Securities	$151,592,810	$—	$—
Cash equivalents - money market funds	8,911	—	—
	$151,601,721	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2023 and the year ended December 31, 2022. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

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
•
our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any loans ARYA Sciences Holdings V (the “Sponsor”) may loan to the Company (the “Working Capital Loans”);

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

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our ability to obtain additional financing to complete a Business Combination;
•	our public securities’ potential liquidity and trading;
•	the use of proceeds not held in the trust account (“Trust Account”) or available to us from interest income on the Trust Account balance;
•	our ability to continue as a going concern
•	the Trust Account not being subject to claims of third parties;
•	our financial performance following our initial public offering (the “Initial Public Offering”);
•	the amount of redemptions by our public shareholders in connection with a proposed Business Combination; and
•
the other risks and uncertainties discussed herein and in our filings with the SEC, including in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 12, 2023.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 22, 2021. We were formed for the purpose of effecting a Business Combination that we have not yet identified. Our Sponsor is ARYA Sciences Holdings V, a Cayman Islands exempted limited company.

Our registration statement for our Initial Public Offering was declared effective on July 12, 2021. On July 15, 2021, we consummated its Initial Public Offering of 14,950,000 Class A ordinary shares (the “Public Shares”), including the 1,950,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $149.5 million, and incurring offering costs of approximately $8.7 million, inclusive of approximately $5.2 million in deferred underwriting commissions. On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination (the “Waiver”). In connection with this Waiver, the underwriter also agreed that (i) this Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 499,000 Class A ordinary shares (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $149.5 million ($10.00 per Public Share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $1.5 million, which consisted of approximately $1.7 million in unrealized gains on marketable securities, dividends and interest held in Trust Account, which were partially offset by approximately $202,000 general and administrative expenses.

For the three months ended March 31, 2022, we had net loss of approximately $278,000, which consisted of general and administrative expenses of $228,000 and an unrealized loss on investments of approximately $50,000.

Going Concern

As of March 31, 2023, we had approximately $296,000 in our operating bank account and working capital deficit of approximately $2.6 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $151,000 from the Sponsor pursuant to the $300,000 unsecured, non-interest bearing promissory note (the “Note”) that the Sponsor agreed to advance to the Company, and $2 million in proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on July 15, 2021. Subsequent to the repayment, the loan facility was no longer available to us. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Risks and Uncertainties

Results of operations and the Company’s ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The Company’s business of pursuing and consummating an initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, export controls, tariffs, trade wars, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may materially impact the Company’s business and its ability to complete an initial Business Combination.

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

We incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had $120,000 (unaudited) and $90,000, respectively, included in due to related party on the balance sheets.

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

The underwriters were paid an underwriting discount of $0.20 per Public Share, or approximately $3.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per Public Share, or approximately $5.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.  On August 8, 2022, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to its 50% share of the deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with the Waiver, the underwriter also agreed that (i) this Waiver is not intended to allocate its 50% portion of the deferred underwriting commissions to the other underwriter that has not waived its right to receive its share of the deferred underwriting commissions and (ii) the waived portion of the deferred underwriting commissions can, at the discretion of the Company, be paid to one or more parties or otherwise be used in connection with an initial Business Combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 14,950,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023 (the “Evaluation Date”). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective because we identified a material weakness in our internal control over financial reporting in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation in connection with the Waiver was not effectively designed or maintained. Historically, the Company had recognized a liability upon closing of its Initial Public Offering in July 2021 for a portion of the deferred underwriting commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the Initial Public Offering. In its previously issued unaudited condensed financial statements as of and for the period ended September 30, 2022, the Company recognized the Waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to shareholders’ deficit.

In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 12, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

Private Placements and Initial Public Offering Proceeds

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

Use of Proceeds

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

Dated: May 12, 2023	ARYA SCIENCES ACQUISITION CORP V

	By:	/s/ Michael Altman
	Name:	Michael Altman
	Title:	Chief Financial Officer